Form 10-K
period 2002-12-31
SLC STUDENT LOAN ASSET BACKED NOTES SERIES 2002-1; SLC STUDENT LOAN ASSET BACKED NOTES SERIES 2002-2; SLC STUDENT LOAN RECEIVABLES I INC
filed 2003-03-28
CIK 1170071, 1205734, 1164019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.: 333-75952

SLC Student Loan Receivables I, Inc.	Delaware	04-3598719
(Depositor)
SLC Student Loan Trust - I	Delaware	04-6959982
(Issuer of Notes)
(Exact Name of Co-Registrants as	(State or Other Jurisdiction	(I.R.S. Employer
Specified in their Charters)	of Incorporation or Organization)	Identification Nos.)

750 Washington Boulevard
Stamford, Connecticut	06901
Address of principal executive office	(Zip Code)

Registrant's Telephone Number, including area code	(203) 975-6923
(203) 975-6112

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Not Applicable

Securities Registered Pursuant to Section 12(g) of the Act:

Series 2002-1:	Class A-1 Student Loan-Backed Notes
Class A-2 Student Loan-Backed Notes
Class A-3 Student Loan-Backed Notes
Class A-4 Student Loan-Backed Notes
Class B-1 Student Loan-Backed Notes

Series 2002-2:	Class A-5 Student Loan-Backed Notes
Class A-6 Student Loan-Backed Notes
Class A-7 Student Loan-Backed Notes
Class B-2 Student Loan-Backed Notes

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

 X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes        No  X

State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrants. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405).

   Not applicable.

Documents Incorporated by Reference:

   None

PART I

Item 1.    Business

   The sole business of SLC Student Loan Receivables I, Inc. (the "Depositor) and SLC Student Loan Trust-I (the "Trust") is to issue asset-backed notes (the "Notes"). These Notes are issued by the Trust backed by student loans first transferred by The Student Loan Corporation (the "Servicer") to the Depositor, and then by the Depositor to the Trust. The Servicer services the loans on behalf of the Trust and provides administrative services to the Trust. Payments received by the Servicer and transferred to the Trust with respect to such loans are used to make payments on the Notes.

Item 2.     Properties

   Not Applicable

Item 3.     Legal Proceedings

   Neither the Depositor nor the Trust knows of any material pending legal proceedings with respect to the Trust, involving the Trust, the Depositor, the Servicer, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (the "Indenture Trustee"), the Depositor's eligible lender trustee or the Trust assets, other than ordinary routine litigation incidental to the duties of the Indenture Trustee, the Servicer, or the Depositor under the Servicing Agreement between the Servicer and the Trust dated as of March 27, 2002.

Item 4.     Submission of Matters to a Vote of Security-Holders

    No matter was submitted during the fiscal year covered by this report to a vote of Note Holders.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

   Each class of Notes is represented by one or more Notes registered in the name of Cede & Co., the nominee of the Depository Trust Company.

   To the knowledge of the Depositor and the Trust, there is no established public trading market for the Notes.

Item 6.     Selected Financial Data

   Not Applicable.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

   Not Applicable.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

   Not Applicable.

Item 8.     Financial Statements and Supplementary Data

   Exhibit 99.1 is filed as part of this report and listed in Item 15(a) below. This exhibit is also filed as part of this report under this Item 8.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None

PART III

Item 10.     Directors and Executive Officers of the Registrant

   Not Applicable

Item 11.     Executive Compensation

   Not Applicable

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related
                  Stockholder Matters

                 (a) Each class of Notes is represented by one or more Notes registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a note representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Notes, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2002. Such direct participants may hold Notes for their own accounts or for the accounts of their customers. At December 31, 2002, the following direct DTC participants held positions in the Notes representing interests in the Trust equal to or exceeding 5% of the total principal amount of each class of Notes on that date:

SERIES 2002-1

Class	Participant	Quantity	Percentage
-----	-----------	---------	------------
A-1	Salomon Smith Barney	$30,925,000	54.81%
	Wachovia Bank, N.A.	$13,550,000	24.01%
	Citibank, N.A.	$11,950,000	21.18%

A-2	Salomon Smith Barney	$21,325,000	37.73%
	J.P. Morgan Chase Bank	$20,575,000	36.40%
	The Bank of New York	$ 7,000,000	12.38%
	Boston Safe Deposit & Trust Co.	$ 5,550,000	9.82%

A-3	Citibank, N.A.	$29,400,000	52.01%
	Salomon Smith Barney	$14,500,000	25.65%
	J.P. Morgan Chase Bank	$12,000,000	21.23%

A-4	J.P. Morgan Chase Bank	$19,100,000	31.16%
	Deutsche Bank Trust Company Americas	$14,925,000	24.35%
	Merrill Lynch, Pierce Fenner & Smith Safekeeping	$13,350,000	21.78%
	Morgan Stanley	$ 6,800,000	11.09%

B-1	Salomon Smith Barney	$15,250,000	100.00%

SERIES 2002-2

Class	Participant	Quantity	Percentage
-----	-----------	---------	----------
A-5	Salomon Smith Barney	$65,350,000	100.00%

A-6	Salomon Smith Barney	$45,350,000	69.40%
	The Bank of New York	$10,000,000	15.30%
	J.P. Morgan Chase Bank	$10,000,000	15.30%

A-7	Merrill Lynch, Pierce Fenner & Smith Safekeeping	$34,000,000	52.03%
	Comerica Bank	$25,350,000	38.79%
	Boston Safe Deposit & Trust Co.	$ 6,000,000	9.18%

B-2	Salomon Smith Barney	$10,150,000	100.00%

	The address of each above participant is:

c/o	The Depository Trust Company
55 Water Street
New York, New York 10041

(b) Not Applicable

(c) Not Applicable

(d) Not Applicable

Item 13.     Certain Relationships and Related Transactions.

(a) Neither the Depositor nor the Trust knows of any transaction or series of transactions to which any of the Depositor, the Trust or the Servicer, in each of their respective capacities, is a party with any holder of Notes who owns of record or beneficially more than five percent of the Notes.

(b) Not Applicable

(c) Not Applicable

Item 14.     Controls and Procedures

Not Applicable

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following are filed as part of this report:

	Exhibit 99.1	Annual statement for SLC Student Loan Trust-I, Student Loan Asset Backed Notes, Series 2002-1 and Series 2002-2 for the Period ending December 31, 2002

	Exhibit 99.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	Exhibit 99.3	Annual Servicer's Certificate, dated March 7, 2003

	Exhibit 99.4	Independent Accountants' Report, dated March 7, 2003, issued by KPMG LLP

(b) The following Current Reports on Form 8-K were filed by the Registrants during 2002 and through the date hereof:

April 3, 2002
July 29, 2002
July 29, 2002
July 30, 2002
September 4, 2002
September 20, 2002
October 25, 2002
November 22, 2002
December 17, 2002
January 22, 2003
February 21, 2003
March 25, 2003

SIGNATURES

                        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 27th day of March, 2003.

SLC Student Loan Receivables I, Inc.

By: /s/ Steven J. Gorey
Name: Steven J. Gorey
Title: Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 99.1	Annual statement for SLC Student Loan Trust-I, Student Loan Asset Backed Notes, Series 2002-1 and Series 2002-2 for the Period ended December 31, 2002

Exhibit 99.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 99.3	Annual Servicer's Certificate, dated March 7, 2003.

Exhibit 99.4	Independent Accountants' Report, dated March 7, 2003, issued by KPMG LLP

Exhibit 99.1

Annual Statement
for
SLC Student Loan Trust - I
Student Loan Asset Backed Notes, Series 2002-1 and Series 2002-2
For the period ended December 31, 2002

The information show below has not been independently verified, however is believed to be accurate to the best of the issuer's knowledge.

(a) The amount of payments with respect to each Class paid with respect to principal during the fiscal year ended December 31, 2002;

Class	Principal Paid
A-1	$3,400,000.00
A-2	$3,300,000.00
A-3	$3,300,000.00
A-4	$3,625,000.00
A-5	$0.00
A-6	$0.00
A-7	$0.00
B-1	$0.00
B-2	$0.00
R-1	$0.00

(b) The amount of payments with respect to each Class paid with respect to interest during the fiscal year ended December 31, 2002 ;

Class	Interest Paid
A-1	$837,919.14
A-2	$783,210.68
A-3	$797,311.65
A-4	$901,817.97
A-5	$ 61,742.68
A-6	$ 78,968.94
A-7	$ 71,074.66
B-1	$231,421.80
B-2	$ 13,450.78
R-1	$0.00

(c) The amount of payments allocable to any Note Holders' Auction Rate Interest Carryover (for each Class of Auction Rate Notes only), together with any remaining outstanding amount of each thereof;

Interest Carryover
Auction Rate Notes	$0.00

(d) The principal balance of Financed Eligible Loans as of December 31, 2002;

Principal Balance of Financed Eligible Loans $442,020,039.55

(e) The aggregate outstanding amount of the Notes of each Class as of December 31, 2002, after giving effect to payments allocated to principal reported under clause (a) above;

Class	Principal Outstanding
A-1	$56,425,000.00
A-2	$56,525,000.00
A-3	$56,525,000.00
A-4	$61,300,000.00
A-5	$65,350,000.00
A-6	$65,350,000.00
A-7	$65,350,000.00
B-1	$15,250,000.00
B-2	$10,150,000.00
R-1	$8,655,486.00

(f) The interest rate for the applicable Class of Notes with respect to each payment referred to in clause (b) above, indicating whether such interest rate is calculated based on the Net Loan Rate or based on the applicable Auction rate (for each Class of the Auction Rate Notes only) as of December 31, 2002;

Class	Calculation Method
	(Actual Method in Bold)
	Net Loan Rate	Auction Rate
A-1	N/A	1.5900%
A-2	N/A	1.4800%
A-3	N/A	1.4600%
A-4	N/A	1.4500%
A-5	N/A	1.4800%
A-6	N/A	1.4500%
A-7	N/A	1.4500%
B-1	N/A	1.7200%
B-2	N/A	1.5700%

The interest rate on the Class R-1 Note as of December 31, 2002 was 2.618%. The rate is based on an average of the 90-day Commercial Paper rate plus 0.85%.

(g) The amount of the Servicing Fees paid by the Trust during the fiscal year ended December 31, 2002;

Servicing Fees	$163,419.40

(h) The amount of the Administration Fee, Broker/Dealer Fee, Auction Agent Fee and Trustee Fee paid by the Trust during the fiscal year ended December 31, 2002;

Administration Fee	$5,028.29
Broker/Dealer Fee	$506,454.73
Auction Agent Fee	$2,410.00
Trustee Fee	$10,000.00

(i) The amount of Net Losses, if any, during the fiscal year ended December 31, 2002 and any recoveries of principal and interest received during the fiscal year ended December 31, 2002 relating to Financed Student Loans for which Net Losses were previously allocated;

Net Losses	$14,419.82
Recoveries	$0.00

(j) The amount of the initial payments attributable to amounts in the Reserve Fund, the amount of any other withdrawals from the Reserve Fund during the fiscal year ended 12/31/2002 and the balance of the Reserve Fund as of December 31, 2002;
	Initial Payments	Withdrawals	Balance
Reserve Fund	$11,192,680.28	$3,527,812.22	$7,689,229.90

(k) The portion, if any, of the payments attributable to amounts on deposit in the Loan Fund;

The portion of payments attributable to the Loan Fund $0.00

(l) The aggregate amount, if any, paid by the Trustee to acquire Eligible Loans from amounts on deposit in the Loan Account with respect to all Series of the Student Loan Fund during the fiscal year ended December 31, 2002;

	Principal	Interest	Premium
Loan Acquisitions	$451,031,433.97	$2,083,232.26	$0.00

(m) The amount remaining in the Loan Account with respect to each Series of the Student Loan fund that has not been used to acquire Eligible Loans and is being transferred to the Note Redemption Fund;

Transfers from Loan Fund to Redemption Fund $0.00

(n) The aggregate amount, if any, paid for Financed Student Loans purchased from the Trust during the fiscal year ended December 31, 2002;

Loans sold from the Trust (principal, interest, and premium) $0.00

(o) The number and principal amount of financed Student Loans, as of December 31, 2002 , that are (i) 31 to 60 days delinquent, (ii) 61 to 90 days delinquent, (iii) 91 to 120 days delinquent, (iv) more than 120 days delinquent and (v) for which claims have been filed with the appropriate Guaranty Agency and which are awaiting payment;
Delinquencies	Number of Loans	Principal	% of Total Principal
		Outstanding	Outstanding
31 - 60 days	440	$7,922,047.27	1.8%
61 - 90 days	199	$3,195,696.96	0.7%
91 - 120 days	107	$2,067,094.34	0.5%
121 - 150 days	91	$1,676,550.61	0.4%
151 - 180 days	49	$ 561,580.95	0.1%
181 - 210 days	43	$ 709,689.26	0.2%
211 - 240 days	28	$ 498,267.75	0.1%
241 - 270 days	1	$ 13,750.00	0.0%
Claims Pending	61	$ 996,274.08	0.2%
Claims Filed	44	$ 736,962.17	0.2%
(p) The total Value of the Trust Estate and the outstanding principal amount of the Notes as of December 31, 2002.

Assets
Cash & Cash Equivalents	$2,838,039.70
Student Loan Receivables	$442,020,039.55
Reserves	$7,689,229.90
Other Loan Receivables	$3,741,410.67

Total Assets	$456,288,719.82

Liabilities
Class A-1	$56,425,000.00
Class A-2	$56,525,000.00
Class A-3	$56,525,000.00
Class A-4	$61,300,000.00
Class A-5	$65,350,000.00
Class A-6	$65,350,000.00
Class A-7	$65,350,000.00
Class B-1	$15,250,000.00
Class B-2	$10,150,000.00
Class R-1	$8,655,486.00
Accrued Liabilities	$977,255.83

Total Liabilities	$461,857,741.83

Parity Ratio (Notes Only, excluding Class R-1)	100.90%
Parity Ratio (All Liabilities, excluding Class R-1)	100.68%
Parity Ratio (Senior Liabilities)	106.90%

(q) The number and percentage by dollar amount of (i) rejected federal reimbursement claims for Financed Student Loans, (ii) Financed Student Loans in forbearance and (iii) Financed Student Loans in deferment as of December 31, 2002.

Delinquencies	Number of Loans	Principal	% of Total Principal
		Outstanding	Outstanding
Rejected Claims	0	$0.00	0.0%
Loans in Forbearance	1,357	$27,730,992.19	6.3%
Loans in Deferment	1,998	$39,697,939.07	9.0%

A copy of the statements referred to above may be obtained by any Note Holder by a written request to the Indenture Trustee, addressed to its Corporate Trust Office.

Exhibit 99.2

CERTIFICATION

Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Steven J. Gorey, certify that:

1.	I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of SLC Student Loan Trust-I and SLC Student Loan Receivables I, Inc.;
2.	Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;
3.	Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the servicing agreement is included in these reports;
4.	I am responsible for reviewing the activities performed by the servicer under the servicing agreement and based upon my knowledge and the annual compliance review required under the servicing agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under the servicing agreement; and
5.	The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the attestation standards established by the American Institute of Certified Public Accountants as set forth in the servicing agreement that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by Suntech, Inc., as an unaffiliated party, acting as the Subservicer.

/s/ Steven J. Gorey
Steven J. Gorey
Chief Financial Officer
SLC Student Loan Receivables I, Inc.
March 27, 2003

Exhibit 99.3

Annual Servicer's Certificate

Standard & Poor's Ratings Services
55 Water Street
New York, New York 10041
Attention: Asset-Backed Surveillance Group

Fitch Ratings
One State Street Plaza
New York, New York 10004
Attention: Structured Finance

Moody's Investors Service Inc.
99 Church Street
New York, New York 10007
Attention: Structured Finance

Deutsche Bank Trust Company Americas
Attn: Peter Becker
280 Park Avenue
New York, New York 10017

SLC Student Loan Trust-I
c/o Wilmington Trust Company
Rodney Square North, 1100 North Market Street
Wilmington, Delaware 19890-0001
Attention: Corporate Trust Administration

As an officer of The Student Loan Corporation, the master Servicer of SLC Student Loan
Trust-I, I hereby certify that:

(a)	a review of the activities of the Servicer during the preceding calendar year and of its performance under the Servicing Agreement has been made under my supervision, and

(b)	to the best of my knowledge, based on such a review, the Servicer has fulfilled all of its obligations under the Servicing Agreement throughout the period ended December 31, 2002, and there have been no known defaults in the fulfillment of such obligations.

/s/ Steven J. Gorey                                                                             March 7, 2003
Steven J. Gorey                                                                                         Date
Chief Financial Officer
The Student Loan Corporation, as Servicer

Exhibit 99.4

[Letterhead of KPMG LLP]

Independent Accountants' Report

To The SLC Student Loan Trust - I
c/o Wilmington Trust Company
and SLC Student Loan Receivables I, Inc.

We have examined the accompanying assertion made by management on The Student Loan Corporation's compliance with Article XI, Section 11.01 of the Indenture of Trust, dated as of March 27, 2002, between the SLC Student Loan Trust-I, as Issuer, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as Indenture Trustee, and with the Servicing Agreement, Sections 4 and 5, dated as of March 27, 2002, between The Student Loan Corporation, as Servicer, and SLC Student Loan Trust-I, as Issuer, for the period ended December 31, 2002. Management is responsible for The Student Loan Corporation's compliance with those requirements. Our responsibility is to express an opinion on management’s assertion about The Student Loan Corporation's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about The Student Loan Corporation's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on The Student Loan Corporation's compliance with specified requirements.

In our opinion, management’s assertion that The Student Loan Corporation complied with the aforementioned requirements for the period ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

New York, New York
March 7, 2003

Management Report on The Student Loan Corporation's Compliance, as Servicer, with the
Requirements of the Indenture of Trust and the Servicing Agreement

Management of the Student Loan Corporation, as Servicer, is responsible for compliance with Article XI, Section 11.01 of the Indenture of Trust, dated as of March 27, 2002, between the SLC Student Loan Trust-I, as Issuer, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as Indenture Trustee, and with the Servicing Agreement, Sections 4 and 5, dated as of March 27, 2002, between The Student Loan Corporation, as Servicer, and SLC Student Loan Trust-I, as Issuer, for the period ended December 31, 2002.

Management has performed an evaluation of The Student Loan Corporation's compliance with Article XI, Section 11.01 of the Indenture Trust and with the Servicing Agreement, Sections 4 and 5, for the period ended December 31, 2002. Based upon this evaluation, management believes that, for the period ended December 31, 2002, The Student Loan Corporation, as Servicer, was materially in compliance with Article XI, Section 11.01 of the Indenture of Trust and with the Servicing Agreement, Sections 4 and 5.

/s/ Steven J. Gorey
Steven J. Gorey
Chief Financial Officer
The Student Loan Corporation, as Servicer
March 7, 2003