Form 10-K/A
period 2002-12-31
SLC STUDENT LOAN ASSET BACKED NOTES SERIES 2002-1; SLC STUDENT LOAN ASSET BACKED NOTES SERIES 2002-2; SLC STUDENT LOAN RECEIVABLES I INC
filed 2004-03-29
CIK 1170071, 1205734, 1164019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1



(Mark One)

   X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________


Commission File No.: 333-75952


SLC Student Loan Receivables I, Inc.    Delaware            04-3598719
(Depositor)
SLC Student Loan Trust - I              Delaware            04-6959982
(Issuer of Notes)
--------------------------------------------------------------------------------
(Exact Name of Co-Registrants as        (State or Other     (I.R.S. Employer
Specified in their Charters)            Jurisdiction of     Identification Nos.)
                                        Incorporation or
                                        Organization)

750 Washington Boulevard
Stamford, Connecticut                                           06901
--------------------------------------------------------------------------------
Address of principal executive office                           (Zip Code)

Registrant's Telephone Number, including area code              (203) 975-6923
                                                                (203) 975-5018

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

  X
-----
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes          No   X
    -----       -----

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrants. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405).

Not Applicable

Documents Incorporated by Reference:  None

                                EXPLANATORY NOTE

      The purpose of this Amendment No. 1 to the Co-Registrants' Annual Report on Form 10-K for the year ended December 31, 2002 is to amend and restate the Form 10-K in its entirety, for the purpose of (a) amending the cover page to indicate that the Notes have not been registered under Section 12(g) of the Act,
(b) amending and restating Item 2, (c) replacing Exhibits 99.1 and 99.2 and adding Exhibits 99.5 and 99.6 to the exhibit list in Item 15, and (d) filing (i) a revised Annual Statement regarding the Notes (Exhibit 99.1), (ii) a revised
Section 302(a) Certification (Exhibit 99.2), (iii) the Administrator's Certificate, dated March 26, 2004 (Exhibit 99.5) and (iv) the Independent Accountants' Report, dated March 3, 2004, issued by KPMG LLP (Exhibit 99.6).

                                     PART I

Item 1.   Business
          --------

      The sole business of SLC Student Loan Receivables I, Inc. (the "Depositor") and SLC Student Loan Trust-I (the "Trust") is to issue asset-backed notes (the "Notes"). These Notes are issued by the Trust backed by student loans first transferred by The Student Loan Corporation (the "Servicer") to the Depositor, and then by the Depositor to the Trust. The Servicer services the loans on behalf of the Trust and provides administrative services to the Trust. Payments received by the Servicer and transferred to the Trust with respect to such loans are used to make payments on the Notes.

Item 2.   Properties
          ----------

      The Property of the Trust consists solely of student loans originated under the Federal Family Education Loan Program. See Exhibit 99.3, a Certificate of The Student Loan Corporation, as Servicer, with respect to the activities of the Servicer during the fiscal year ended December 31, 2002. See Exhibit 99.5, a Certificate of The Student Loan Corporation, as Administrator, with respect to the activities of the Administrator during the fiscal year ended December 31, 2002.

Item 3.   Legal Proceedings
          -----------------

      Neither the Depositor nor the Trust knows of any material pending legal proceedings with respect to the Trust, involving the Trust, the Depositor, the Servicer, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (the "Indenture Trustee"), the Depositor's eligible lender trustee or the Trust assets, other than ordinary routine litigation incidental to the duties of the Indenture Trustee, the Servicer or the Depositor under the Servicing Agreement between the Servicer and the Trust dated as of March 27, 2002.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

      No matter was submitted during the fiscal year covered by this report to a vote of Note Holders.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
          ----------------------------------------------------------------------

      Each class of Notes is represented by one or more Notes registered in the name of Cede & Co., the nominee of the Depository Trust Company.

      To the knowledge of the Depositor and the Trust, there is no established public trading market for the Notes.

Item 6.   Selected Financial Data
          -----------------------

      Not Applicable.

Item  7.  Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

      Not Applicable.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

      Not Applicable.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

      Exhibit 99.1 is filed as part of this report and listed in Item 15(a) below. This exhibit is also filed as part of this report under this Item 8.

Item  9.  Changes in and Disagreements With Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

      None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

      Not Applicable

Item 11.  Executive Compensation
          ----------------------

      Not Applicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          ------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

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

SERIES 2002-1

Class   Participant                                       Quantity    Percentage
-----   -------------                                     --------    ----------

A-1     Salomon Smith Barney                              $30,925,000     54.81%
        Wachovia Bank, N.A.                               $13,550,000     24.01%
        Citibank, N.A.                                    $11,950,000     21.18%

A-2     Salomon Smith Barney                              $21,325,000     37.73%
        J.P. Morgan Chase Bank                            $20,575,000     36.40%
        The Bank of New York                              $ 7,000,000     12.38%
        Boston Safe Deposit & Trust Co.                   $ 5,550,000      9.82%

A-3     Citibank, N.A.                                    $29,400,000     52.01%
        Salomon Smith Barney                              $14,500,000     25.65%
        J.P. Morgan Chase Bank                            $12,000,000     21.23%

A-4     J.P. Morgan Chase Bank                            $19,100,000     31.16%
        Deutsche Bank Trust Company Americas              $14,925,000     24.35%
        Merrill Lynch, Pierce Fenner & Smith Safekeeping  $13,350,000     21.78%
        Morgan Stanley                                    $ 6,800,000     11.09%

B-1     Salomon Smith Barney                              $15,250,000    100.00%


SERIES 2002-2

Class   Participant                                       Quantity    Percentage
-----   -----------                                       --------    ----------

A-5     Salomon Smith Barney                              $65,350,000    100.00%

A-6     Salomon Smith Barney                              $45,350,000     69.40%
        The Bank of New York                              $10,000,000     15.30%
        J.P. Morgan Chase Bank                            $10,000,000     15.30%

A-7     Merrill Lynch, Pierce Fenner & Smith Safekeeping  $34,000,000     52.03%
        Comerica Bank                                     $25,350,000     38.79%
        Boston Safe Deposit & Trust Co.                   $ 6,000,000      9.18%

B-2     Salomon Smith Barney                              $10,150,000    100.00%

               The address of each above participant is:

                  c/o   The Depository Trust Company
                        55 Water Street
                        New York, New York 10041

          (b) Not Applicable

          (c) Not Applicable

          (d) Not Applicable


Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

          (a) Neither the Depositor nor the Trust knows of any transaction or series of transactions to which any of the Depositor, the Trust or the Servicer, in each of their respective capacities, is a party with any holder of Notes who owns of record or beneficially more than five percent of the Notes.

          (b) Not Applicable

          (c) Not Applicable

Item 14.  Controls and Procedures
          -----------------------

      Not Applicable


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

          (a) The following are filed as part of this report:

          Exhibit 99.1 Annual statement for SLC Student Loan Trust-I, Student Loan Asset Backed Notes, Series 2002-1 and Series 2002-2 for the Period ended December 31, 2002

          Exhibit 99.2 Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

          Exhibit 99.3*     Annual Servicer's Certificate, dated March 7, 2003

          Exhibit 99.4* Independent Accountants' Report, dated March 7, 2003, issued by KPMG LLP

          Exhibit 99.5      Administrator's Certificate, dated March 26, 2004

          Exhibit 99.6 Independent Accountants' Report, dated March 3, 2004, issued by KPMG LLP


          * Included in the Co-Registrants' Annual Report on Form 10-K for the year ended December 31, 2002.

          (b) The following Current Reports on Form 8-K were filed by the Registrants during 2002 and through the date hereof:

          April 3, 2002
          July 29, 2002
          July 29, 2002
          July 30, 2002
          September 4, 2002
          September 20, 2002
          October 25, 2002
          November 22, 2002
          December 17, 2002
          January 22, 2003
          February 21, 2003
          March 25, 2003
          April 21, 2003
          May 21, 2003
          June 18, 2003
          July 17, 2003
          August 18, 2003
          September 16, 2003
          October 16, 2003
          November 17, 2003
          December 16, 2003
          January 16, 2004
          February 17, 2004
          March 16, 2004

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 26th day of March, 2004.

                                          SLC Student Loan Receivables I, Inc.



                                          BY:    /s/ Michael J. Reardon
                                             -----------------------------------
                                          Name:  Michael J. Reardon
                                          Title: Acting Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Security Holders during the period covered by this Annual Report on Form 10-K and the Co-Registrants do not intend to furnish such materials to Security Holders subsequent to the filing of this report.

                                INDEX TO EXHIBITS


Exhibit No.                        Description
-----------                        -----------

Exhibit 99.1 Annual statement for SLC Student Loan Trust-I, Student Loan Asset Backed Notes, Series 2002-1 and Series 2002-2 for the Period ended December 31, 2002

Exhibit 99.2 Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 99.3*     Annual Servicer's Certificate, dated March 7, 2003

Exhibit 99.4* Independent Accountants' Report, dated March 7, 2003, issued by KPMG LLP

Exhibit 99.5      Administrator's Certificate, dated March 26, 2004

Exhibit 99.6 Independent Accountants' Report, dated March 3, 2004, issued by KPMG LLP


* Included in the Co-Registrants' Annual Report on Form 10-K for the year ended December 31, 2002.