Form 10-K
period 2003-12-31
SLC STUDENT LOAN ASSET BACKED NOTES SERIES 2002-1; SLC STUDENT LOAN ASSET BACKED NOTES SERIES 2002-2; SLC STUDENT LOAN RECEIVABLES I INC
filed 2004-03-30
CIK 1170071, 1205734, 1164019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

Commission file number 333-75952

SLC STUDENT LOAN RECEIVABLES I, INC.	Delaware	04-3598719
(Depositor)
SLC STUDENT LOAN TRUST-I	Delaware	04-6959982
(Issuer of Notes)

(Exact name of co-registrants as specified in their charters)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Nos.)

750 Washington Blvd., Stamford, Connecticut	06901

(Address of principal executive office)	(Zip Code)

(203) 975-6923
(203) 975-5018

(Registrant’s telephone number, including area code)

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

Introductory Note

This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated December 20, 1996 issued by the Securities and Exchange Commission to Nellie Mae Education Funding, LLC.

PART I

Item 1.    Business

   The sole business of SLC Student Loan Receivables I, Inc. (the Depositor) and SLC Student Loan Trust-I (the Trust) is to issue asset-backed notes (the Notes). These Notes are issued by the Trust backed by student loans first transferred by The Student Loan Corporation (the Servicer) to the Depositor, and then by the Depositor to the Trust. The Servicer services the loans on behalf of the Trust and provides administrative services to the Trust. Payments received by the Servicer and transferred to the Trust with respect to such loans are used to make payments on the Notes.

Item 2.    Properties

   The Property of the Trust consists solely of student loans originated under the Federal Family Education Loan Program. See Exhibit 99.2, a Certificate of The Student Loan Corporation, as Servicer, with respect to the activities of the Servicer during the fiscal year ended December 31, 2003. See Exhibit 99.4, a Certificate of The Student Loan Corporation, as Administrator, with respect to the activities of the Administrator during the fiscal year ended December 31, 2003.

Item 3.    Legal Proceedings

   Neither the Depositor nor the Trust knows of any material pending legal proceedings with respect to the Trust, involving the Trust, the Depositor, the Servicer, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company (the Indenture Trustee), the Depositor's eligible lender trustee or the Trust assets, other than ordinary routine litigation incidental to the duties of the Indenture Trustee, the Servicer or the Depositor under the Servicing Agreement between the Servicer and the Trust dated as of March 27, 2002.

Item 4.    Submission of Matters to a Vote of Security Holders

    No matter was submitted during the fiscal year covered by this report to a vote of Note Holders.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

   Each class of Notes is represented by one or more Notes registered in the name of Cede & Co., the nominee of the Depository Trust Company. Records provided to the Trust by the Depository Trust Company and the Indenture Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Notes were as follows:

Class A-1	6
Class A-2	5
Class A-3	4
Class A-4	7
Class A-5	4
Class A-6	9
Class A-7	4
Class B-1	1
Class B-2	3
Total:	43

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

Item 9A.    Controls and Procedures

   Not Applicable

PART III

Item 10.    Directors and Executive Officers of the Registrant

   Not Applicable

Item 11.    Executive Compensation

   Not Applicable

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                 (a) Each class of Notes is represented by one or more Notes registered in the name of Cede & Co., the nominee of the Depository Trust Company (DTC), and an investor holding an interest in the Trust is not entitled to receive a note representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Notes, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2003. Such direct participants may hold Notes for their own accounts or for the accounts of their customers. At December 31, 2003, the following direct DTC participants held positions in the Notes representing interests in the Trust equal to or exceeding 5% of the total principal amount of each class of Notes on that date:

SERIES 2002-1

Class	Participant	Quantity	Percentage
-----	-----------	---------	------------
A-1	Citigroup Global Markets	$23,825,000	45.14%
	J.P. Morgan Chase Bank	$19,825,000	37.57%
	Morgan Stanley & Co., Inc.	$ 6,000,000	11.37%

A-2	Citigroup Global Markets	$31,400,000	59.05%
	J.P. Morgan Chase Bank	$12,750,000	23.98%
	State Street Bank and Trust Co.	$ 5,000,000	9.40%

A-3	Citigroup Global Markets	$38,750,000	72.87%
	Deutsche Bank Trust Company Americas	$ 6,950,000	13.07%
	Morgan Stanley & Co., Inc.	$ 5,900,000	11.10%

A-4	J.P. Morgan Chase Bank	$23,900,000	41.48%
	Merrill Lynch, Pierce, Fenner & Smith Safekeeping	$12,350,000	21.43%
	Comerica Bank	$ 9,125,000	15.84%
	State Street Bank and Trust Co.	$ 5,425,000	9.41%
	Mellon Trust of New England, N.A.	$ 5,000,000	8.68%

B-1	Citigroup Global Markets	$15,250,000	100.00%

SERIES 2002-2

Class	Participant	Quantity	Percentage
-----	-----------	---------	----------
A-5	Citigroup Global Markets	$29,450,000	50.43%
	J.P. Morgan Chase Bank	$23,450,000	40.15%
	Morgan Stanley & Co., Inc.	$ 4,350,000	7.45%

A-6	State Street Bank and Trust Co.	$26,700,000	45.72%
	Citigroup Global Markets	$21,125,000	36.17%
	Morgan Stanley & Co., Inc.	$ 4,500,000	7.71%

A-7	Merrill Lynch, Pierce, Fenner & Smith Safekeeping	$34,225,000	58.60%
	Comerica Bank	$20,600,000	35.27%

B-2	Citigroup Global Markets	$ 7,150,000	70.44%
	Mellon Trust of New England, N.A.	$ 2,500,000	24.63%

	The address of each above participant is:

c/o	The Depository Trust Company
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

(b) Not Applicable

(c) Not Applicable

Item 14.     Principal Accountant Fees and Services

Not Applicable

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following are filed as part of this report:

	Exhibit 31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	Exhibit 99.1	Annual Statement for SLC Student Loan Trust-I, Student Loan Asset Backed Notes, Series 2002-1 and Series 2002-2 for the Year ended December 31, 2003

	Exhibit 99.2	Annual Servicer's Certificate, dated March 10, 2004

	Exhibit 99.3	Independent Accountants' Report, dated March 10, 2004, issued by KPMG LLP

	Exhibit 99.4	Annual Administrator's Certificate, dated March 3, 2004

	Exhibit 99.5	Independent Accountants' Report, dated March 3, 2004, issued by KPMG LLP

(b) The following Current Reports on Form 8-K were filed by the Registrants during the last quarter of the year covered in this report:

October 16, 2003
November 17, 2003
December 16, 2003

(c) Not Applicable

(d) Not Applicable

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

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	Annual Statement for SLC Student Loan Trust-I, Student Loan Asset Backed Notes, Series 2002-1 and Series 2002-2 for the Year ended December 31, 2003

Exhibit 99.2	Annual Servicer's Certificate, dated March 10, 2004.

Exhibit 99.3	Independent Accountants' Report, dated March 10, 2004, issued by KPMG LLP

Exhibit 99.4	Annual Administrator's Certificate, dated March 3, 2004

Exhibit 99.5	Independent Accountants' Report, dated March 3, 2004, issued by KPMG LLP