Form 10-K
period 2004-12-31
SLC STUDENT LOAN ASSET BACKED NOTES SERIES 2002-1; SLC STUDENT LOAN ASSET BACKED NOTES SERIES 2002-2; SLC STUDENT LOAN RECEIVABLES I INC
filed 2005-03-31
CIK 1170071, 1205734, 1164019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

Commission file numbers: 333-118089 333-75952

SLC STUDENT LOAN RECEIVABLES I, INC.	Delaware	04-3598719
(Depositor)

on behalf of

SLC STUDENT LOAN TRUST-I	Delaware	04-6959982
(Issuer of Notes)

(Exact name of co-registrants as specified in their charters)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Nos.)

750 Washington Blvd., Stamford, Connecticut	06901

(Address of principal executive office)	(Zip Code)

(203) 975-6923
(203) 975-6237

(Co-registrant’s telephone numbers, including area code)

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

PART I

Item 1.    Business

   Not Applicable

Item 2.    Properties

   The property of the Trust consists solely of student loans originated under the Federal Family Education Loan Program. See Exhibit 99.2, a Certificate of The Student Loan Corporation, as Servicer, with respect to the activities of the Servicer during the fiscal year ended December 31, 2004. See Exhibit 99.4, a Certificate of The Student Loan Corporation, as Administrator, with respect to the activities of the Administrator during the fiscal year ended December 31, 2004.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

   Records provided to the Trust by the Depository Trust Company and the Indenture Trustee indicate that there were 11 holders of record for the Series 2002-1 Notes and 9 holders of record for the Series 2002-2 Notes at December 31, 2004.

Item 6.    Selected Financial Data

   Not Applicable

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

   Not Applicable

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

   Not Applicable

Item 8.    Financial Statements and Supplementary Data

   Not Applicable

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None

Item 9A.    Controls and Procedures

   Not Applicable

Item 9B.    Other Information

   Not Applicable

PART III

Item 10.    Directors and Executive Officers of the Registrant

   Not Applicable

Item 11.    Executive Compensation

   Not Applicable

Item 12.    Security Ownership of Certain Beneficial Owners and Management

(a) SLC Student Loan Receivables I, Inc. is the beneficial owner of SLC Student Loan Trust-1.

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

(b) Not Applicable

(c) Not Applicable

Item 14.     Principal Accounting Fees and Services

Not Applicable

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following are filed as part of this report:

	Exhibit 31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	Exhibit 99.1	Annual Statement for SLC Student Loan Trust-I, Student Loan Asset Backed Notes, Series 2002-1 and Series 2002-2, for the Year ended December 31, 2004

	Exhibit 99.2	Annual Servicer's Certificate, dated March 31, 2005

	Exhibit 99.3	Report of Independent Registered Public Accounting Firm, dated March 31, 2005, issued by KPMG LLP - Servicing Agreement

	Exhibit 99.4	Annual Administrator's Certificate, dated March 31, 2005

	Exhibit 99.5	Report of Independent Registered Public Accounting Firm, dated March 31, 2005, issued by KPMG LLP - Administration Agreement

(b) Not Applicable

(c) Not Applicable

SIGNATURES

                        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 31st day of March, 2005.

SLC Student Loan Receivables I, Inc.

BY: /s/ Daniel P. McHugh
Name: Daniel P. McHugh
Title: Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY CO-REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Security Holders during the period covered by this Annual Report on Form 10-K and the Co-Registrants do not intend to furnish such materials to Security Holders subsequent to the filing of this report.

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	Annual Statement for SLC Student Loan Trust-I, Student Loan Asset Backed Notes, Series 2002-1 and Series 2002-2, for the Year ended December 31, 2004

Exhibit 99.2	Annual Servicer's Certificate, dated March 31, 2005.

Exhibit 99.3	Report of Independent Registered Public Accounting Firm, dated March 31, 2005, issued by KPMG LLP - Servicing Agreement

Exhibit 99.4	Annual Administrator's Certificate, dated March 31, 2005

Exhibit 99.5	Report of Independent Registered Public Accounting Firm, dated March 31, 2005, issued by KPMG LLP - Administration Agreement